Form 10-K/A
period 1997-12-31
BANC ONE AUTO GRANTOR TRUST 1997-B
filed 1999-03-19
CIK 1059882

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-K/A

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1997

                                       OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-38681

                       Banc One Auto Grantor Trust 1997-B
                    -----------------------------------------
                    (Issuer with respect to the Certificates)

                              Bank One, Texas. N.A.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           United States                                       75-2270994
----------------------------------                        --------------------
  (State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                         Identification No.)

          c/o Bank One, Texas, N.A., as Servicer, 150 East Campus View,
                      Attn: John Jaeger, Columbus, OH 43235
               --------------------------------------------------
               (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  (614) 248-3718
                                                     --------------

Securities Registered pursuant to Section 12(b) of the Act:     None
                                                                ----

Securities Registered pursuant to Section 12(g) of the Act:     None
                                                                ----

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes /X/   No / /

================================================================================

        The Issuer has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently
Item 405 of Regulation S-K does not apply.

        The Issuer does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

        No documents are incorporated by reference into this Form 10-K.




                             Exhibit Index on Page 9
                               Page 2 of 10 Pages.

This Annual Report on Form 10-K is filed in accordance with a no-action letter dated August 16, 1995 issued by the Office of Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission, to Bank One,Texas, N.A., as originator and servicer of Banc One Auto Trust 1995-A. Consistent with such no-action letter, certain items have been omitted from or modified in this Annual Report on Form 10-K.


                                     PART I

Item 1.        Business
               --------

               Omitted.

Item 2.        Properties
               ----------

               The property of Banc One Auto Grantor Trust 1997-B (the "Trust") consists of certain motor vehicle retail installment sale contracts secured by new or used automobiles, vans or light duty trucks. The Trust was formed pursuant to a Pooling and Servicing Agreement dated as of December 1, 1997 (the "Pooling Agreement") between Bank One, Texas, N.A., as seller and servicer, and Bankers Trust Company, as trustee.

               Information regarding the property of the Trust and the activities of Bank One, Texas, N.A., as Servicer (the "Servicer"), during the period from December 1, 1997 to December 31, 1997 is contained in the Annual Statement prepared by the Servicer and filed as Exhibit 99.1 hereto.

Item 3.        Legal Proceedings
               -----------------

               Nothing to report.

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

               No matters were submitted to a vote of security holders during 1997.

                                     PART II


Item 5.        Market for Registrant's Common Equity and Related Stockholder
               Matters
               -------------------------------------------------------------

               Investor Certificates are held and delivered in book-entry form through the facilities of the Depository Trust Company ("DTC"), a clearing agency registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The Certificates are held by Cede & Co, the nominee of DTC.

               The records of DTC indicate that, at December 31, 1997, there were: (i) forty-eight (48) DTC Participants holding a position in the 6.29% Class A Asset Backed Certificates, Series 1997-B; and
               (ii) four (4) DTC Participant holding a position in the 6.46% Class B Asset Backed Certificates, Series 1997-B. There is no established public market in which the Certificates are traded.

Item 6.        Selected Financial Data.
               ------------------------

               Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
               ---------------------------------------------------------------

               Omitted.

Item 8.        Financial Statements and Supplementary Data
               -------------------------------------------

               Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
               ---------------------------------------------------------------

               None.


                                    PART III


Item 10.       Directors and Executive Officers of the Registrant
               --------------------------------------------------

               Omitted.

Item 11.       Executive Compensation
               ----------------------

               Omitted.

Item 12.       Security Ownership of Certain Beneficial Owners and Management
               --------------------------------------------------------------

               At December 31, 1997, the Certificates were registered in the name of Cede & Co., as nominee of DTC. The records of DTC indicate that, at December 31, 1997, there were nine (9) DTC Participants holding positions in excess of five (5) percent of any class of outstanding Certificates. Such persons are described in the table below:

                                                   Amount and
                                                   Nature of
                                                   Beneficial        Percent
Title of           Name and Address of             Ownership         of
Class              Beneficial Owners               $(000's)          Class
-----              -----------------               --------          -----

6.29% Class A      Boston Safe Deposit             $ 51,695            9.03%
Asset Backed       and Trust Company
Certificates       c/o Mellon Bank N.A.
Series 1997-B      Three Mellon Bank Center
                   Room 153-3015
                   Pittsburgh, PA 15259

                   Chase Manhattan Bank             $158,550          27.69%
                   4 New York Plaza
                   Proxy Department, 13th Floor
                   New York, NY 10004

                   Northern Trust Company           $ 90,640          15.83%
                   801 S. Canal C-IN
                   Chicago, IL  60607

                   PNC Bank National Association    $ 37,200           6.50%
                   1835 Market Street
                   11 Penn Center, 15th Floor
                   Philadelphia, PA 19103

                   SSB - Custodian
                   Global Corp. Action Dept.         $35,120           6.13%
                   JAB5W
                   P.O. Box 1631
                   Boston, MA 02105-1631

6.46% Class B      Banc One Capital Corporation     $15,000           41.04%
Asset Backed       c/o ADP Proxy Services
Certificates       51 Mercedes Way
Series 1997-B      Englewood, NY  11717

                   Chase Manhattan Bank             $11,547           31.60%
                   4 New York Plaza
                   Proxy Department, 13th Floor
                   New York, NY 10004

                   Mercantile Bank of St. Louis      $5,000           13.68%
                   National Association Bond
                   P.O. Box 349
                   St. Louis, MO  63166

                   SSB - Custodian                   $5,000           13.68%
                   Global Corp. Action Dept.
                   JAB5W
                   P.O. Box 1631
                   Boston, MA  02105-1631


Item 13.       Certain Relationships and Related Transactions
               ----------------------------------------------

               None.

                                     PART IV


Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K
               ---------------------------------------------------------------

        (b)    Reports on Form 8-K
               -------------------

               (i) Reports on Form 8-K pursuant to Item 5 thereof, containing the monthly statements and other information reflecting the Trust's activities:

                       Dated:                    For the monthly periods ended:
                       ------                    ------------------------------

                       January 20, 1998          December 31, 1997

        (c) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

               99.1           Annual Statement

                                    SIGNATURE


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 25, 1998

                                     Banc One Auto Grantor Trust 1997-B

                                     By:     Bank One, Texas, N.A., as Servicer,
                                             on behalf of the Trust

                                     By:     /s/ John Jaeger
                                             ---------------------------
                                     Name:   John Jaeger
                                     Title:  Assistant Vice President


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the Registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                                INDEX OF EXHIBITS


Exhibit                      Description                              Page
-------                      -----------                              ----

99.1                         Annual Statement                           10