Form 10-K
period 1998-12-31
BANC ONE AUTO GRANTOR TRUST 1997-B
filed 1999-03-29
CIK 1059882

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-38681

                       Banc One Auto Grantor Trust 1997-B
                    -----------------------------------------
                    (Issuer with respect to the Certificates)

                              Bank One, Texas, N.A.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   United States                            75-2270994
         --------------------------------                -------------------
           (State or other jurisdiction                   {I.R.S. Employer
         of incorporation or organization)               Identification No.)

                    150 East Campus View, Columbus, OH 43235
               --------------------------------------------------
               (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:(614) 248-3718
                                                   --------------

Securities Registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities Registered pursuant to Section 12(g) of the Act: None
                                                            ----

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --    --

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

================================================================================

This Annual Report on Form 10-K is filed in accordance with a no-action letter dated August 16, 1995 issued by the Office of Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission, to Bank
One, Texas, N.A., as originator and servicer of Banc One Auto Trust 1995-A. Consistent with such no-action letter, certain items have been omitted from or modified in this Annual Report on Form 10-K.


                                     PART I
Item 1.           Business
                  --------

                  Omitted.

Item 2.           Properties
                  ----------

                  The property of Banc One Auto Grantor Trust 1997-B (the "Trust") consists of certain motor vehicle retail installment sale contracts secured by new or used automobiles, vans or light duty trucks. Information regarding the property of the Trust and the activities of Bank One, Texas, N.A., as Servicer (the "Servicer"), during the year ended December 31, 1998 is contained in (i) the Annual Servicer's Certificate filed as
                  Exhibit 99.1 hereto and (ii) the Annual Statement prepared by the Servicer and filed as Exhibit 99.2 hereto.

Item 3.           Legal Proceedings
                  -----------------

                  Nothing to report.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  No matters were submitted to a vote of security holders during 1998.


                              PART II


Item 5.           Market for Registrant's Common Equity and Related
                  --------------------------------------------------
                  Stockholder Matters
                  -------------------

                  Investor Certificates are held and delivered in book-entry form through the facilities of the Depository Trust Company ("DTC"), a clearing agency registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The Certificates are held by Cede & Co, the nominee of DTC.

                  The records of DTC indicate that, at December 31, 1998, there were: (i) thirty-two (32) DTC Participants holding a position in the 6.29% Class A Asset Backed Certificates, Series 1997-B; and (ii) three (3) DTC Participants holding a position in the 6.46% Class B Asset Backed Certificates, Series 1997-B. There is no established public market in which the Certificates are traded.

Item 6.           Selected Financial Data
                  -----------------------

                  Omitted.

Item 7.           Management's Discussion and Analysis of Financial Condition
                  ------------------------------------------------------------
                  and Results of Operations
                  -------------------------

                  BANK ONE CORPORATION ("BANK ONE"), the parent corporation of Bank One, Texas, N.A. (the "Bank"), continues to execute project plans established by its predecessor companies to assure Year 2000 readiness. Project costs are estimated to reach $350 million over the life of the project. Year 2000 costs incurred through year-end 1998 were approximately $235 million.

                  The inventory and assessment phase has been completed for all information and non-information technology. At December 31, 1998, 87% of BANK ONE's affected information technology applications were tested and returned to production. BANK ONE expects that all information technology applications, systems and equipment will be Year 2000 compliant by mid-1999. Ongoing facilities and equipment improvements are expected to result in Year 2000 readiness for non-information systems technology by mid-1999.

                  Year 2000 readiness is highly dependent on external entities and is not limited to operating risk. BANK ONE is working extensively with external entities to ensure that their systems will be Year 2000 compliant; however, BANK ONE bears risk and could be adversely affected if outside parties, such as customers, vendors, utilities and government agencies, do not appropriately address Year 2000 readiness issues. In addition, BANK ONE may have increased credit risk related to customers whose ability to repay debt is impaired due to Year 2000 readiness costs or risk or whose collateral becomes impaired due to lack of Year 2000 readiness.

                  Detailed contingency plans exist for critical business system applications to mitigate potential problems or delays associated with systems replacements or vendor delivery dates. Critical business processes have been identified, and the most reasonable recovery strategies have been selected. Contingency plans have been documented and validated for effectiveness. BANK ONE will continue to review and validate the scope and content of its contingency plans throughout 1999.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk
                  ----------------------------------------------------------

                  Omitted.

Item 8.           Financial Statements and Supplementary Data
                  -------------------------------------------

                  Omitted.

Item 9.           Changes in and Disagreements with Accountants on Accounting
                  -----------------------------------------------------------
                  and Financial Disclosure
                  ------------------------

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

                  Omitted.

Item 11.          Executive Compensation
                  ----------------------

                  Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management
                  --------------------------------------------------------------

                  At December 31, 1998, the Certificates were registered in the name of Cede & Co., as nominee of DTC. The records of DTC indicate that, at December 31, 1998, there were nine (9) DTC Participants holding positions in excess of five (5) percent of any class of outstanding Certificates. Such persons are described in the table below:

                                                                       Amount and Nature of
                        Name and Address of                            Beneficial Ownership      Percent
Title of Class          Beneficial Owners                                    $(000's)            of Class
--------------          -----------------                              --------------------      --------
6.29% Class A Asset     Bank of New York (The)                               $122,355             21.37%
Backed Certificates     925 Patterson Plank Road
Series 1997-B           Secaucus, NJ  07094

                        Boston Safe Deposit and Trust Company                 $32,600              5.69%
                        c/o Mellon Bank N.A.
                        Three Mellon Bank Center
                        Room 153-3015
                        Pittsburgh, PA 15259

                        Chase Manhattan Bank                                 $160,625             28.05%
                        4 New York Plaza, 13th Floor
                        New York, NY 10004

                        Northern Trust Company (The).                         $50,595              8.84%
                        801 S. Canal C-IN
                        Chicago, IL 60607


                        PNC Bank, National Association                        $30,280              5.29%
                        1835 Market Street
                        11 Penn Center, 15th Floor
                        Philadelphia, PA 19103


                       State Street Bank and Trust                            $79,550             13.89%
                       Company
                       Global Corp. Action Dept.
                       JAB5W
                       P.O. Box 1631
                       Boston, MA 02105-1631



6.40% Class B Asset    Bank of New York (The)                                 $20,000             54.72%
Backed Certificates    925 Patterson Plank Road
Series 1997-B          Secaucus, NJ  07094


                       Mercantile Bank of St. Louis                            $5,000             13.68%
                       National Association Bond
                       P.O. Box 349
                       St. Louis, MO 63166


                       SSB - Bank Portfolio                                   $11,547             31.60%
                       225 Franklin Street
                       Boston, MA  02110



Item 13.      Certain Relationships and Related Transactions
              ----------------------------------------------

              None.

                                     PART IV


Item 14.          Exhibits, Financial Statement Schedules and Reports on
                  ------------------------------------------------------
                  Form 8-K
                  --------


         (b)      Reports on Form 8-K

                  (i) Reports on Form 8-K containing the monthly statements and other information reflecting the Trust's activities:

                           Dated:                    Items Reported:
                           ------                    ---------------

                           February 20, 1998         5 and 7
                           March 20, 1998            5 and 7
                           April 20, 1998            5 and 7
                           May 20, 1998              5 and 7
                           June 22, 1998             5 and 7
                           July 20, 1998             5 and 7
                           August 20, 1998           5 and 7
                           September 21, 1998        5 and 7
                           October 20, 1998          5 and 7
                           November 20, 1998         5 and 7
                           December 21, 1998         5 and 7
                           January 20, 1999          5 and 7

         (c) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

                  99.1              Annual Servicer's Certificate
                  99.2              Annual Statement
                  99.3 Independent Accountants' Report of Arthur Andersen LLP on Management's Assertions

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 25, 1999



                                      Banc One Auto Grantor Trust 1997-B

                                      By:    Bank One, Texas, N.A., as Servicer,
                                             on behalf of the Trust

                                      By:    /s/ Tracie H. Klein
                                             ---------------------------------
                                      Name:  Tracie H. Klein
                                      Title: Vice President


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

                         INDEX OF EXHIBITS


Exhibit           Description                                            Page
-------           -----------                                            ----

99.1              Annual Servicer's Certificate                           10

99.2              Annual Statement                                        11

99.3              Independent Accountants' Report of                     12-13
                  Arthur Andersen LLP on Management's
                  Assertions