Form 10-K
period 1999-12-31
BANC ONE AUTO GRANTOR TRUST 1997-B
filed 2000-03-27
CIK 1059882

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------


                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


 (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                       OR

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     Commission file number:    333-38681

                      Banc One Auto Grantor Trust 1997-B
                      ----------------------------------
                   (Issuer with respect to the Certificates)

                             Bank One, Texas, N.A.
                             ---------------------
            (Exact name of registrant as specified in its charter)

            United States                                75-2270994
            -------------                               -----------
      (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)                Identification No.)

                    1717 Main Street, Dallas, Texas  75201
                    ---------------------------------------
              (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  (214) 290-7437
                                                    ---------------

Securities Registered pursuant to Section 12(b) of the Act:     None
                                                             ----------

Securities Registered pursuant to Section 12(g) of the Act:     None
                                                             ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                              ------     ------

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


                                    PART I
Item 1.    Business
           --------

           Omitted.

Item 2.    Properties
           ----------

           The property of Banc One Auto Grantor Trust 1997-B (the "Trust") consists of certain motor vehicle retail installment sale contracts secured by new or used automobiles, vans or light duty trucks. Information regarding the property of the Trust and the activities of Bank One, Texas, N.A., as Servicer (the "Servicer"), during the year ended December 31, 1999 is contained in (i) the Annual Servicer's Certificate filed as Exhibit 99.1 hereto and (ii) the Annual Statement prepared by the Servicer and filed as Exhibit 99.2 hereto.

Item 3.    Legal Proceedings
           -----------------

           Nothing to report.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           No matters were submitted to a vote of security holders during 1999.


                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
           ---------------------------------------------------------------------

           Investor Certificates are held and delivered in book-entry form through the facilities of the Depository Trust Company ("DTC"), a clearing agency registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The Certificates are held by Cede & Co, the nominee of DTC. The records of DTC indicate that, at December 31, 1999, there were: (i) twenty-seven
           (27) DTC Participants holding a position in the 6.29% Class A Asset Backed Certificates, Series 1997-B; and (ii) two (2) DTC Participants holding a position in the 6.46% Class B Asset Backed Certificates, Series 1997-B. There is no established public market in which the Certificates are traded.

Item 6.    Selected Financial Data
           -----------------------

           Omitted.

Item 7.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

           Throughout 1999, BANK ONE CORPORATION ("BANK ONE"), the parent corporation of Bank One, Texas, N.A. (the "Bank"), executed project plans to assure Year 2000 readiness. These plans included verifying the readiness of internal information technology systems and equipment, and working with external entities, including customers, vendors, utilities and governmental agencies, to verify that they had appropriately addressed Year 2000 readiness issues. Specific business continuity and event plans were designed to address potential disruption and ensure that BANK ONE was positioned to rapidly respond to issues.

           BANK ONE had estimated total Year 2000 readiness costs to reach $350 million over the life of the project, and incurred total costs of approximately $343 million.

           BANK ONE had an uneventful transition to the Year 2000. BANK ONE's systems, equipment and facilities continued and continue to function normally through the transition and into Year 2000. Normal products and services of BANK ONE have been available to customers throughout such time, and BANK ONE experienced no significant impact from the Year 2000 readiness status of external entities. To meet potential Year 2000 contingencies and potential liquidity needs, BANK ONE increased the value of loans pledged to the Federal Reserve for discount window borrowing.

           On an ongoing basis, BANK ONE will continue to monitor its systems, equipment and facilities throughout 2000 and beyond.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

           Omitted.

Item 8.    Financial Statements and Supplementary Data
           -------------------------------------------

           Omitted.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           ---------------------------------------------------------------
           Financial Disclosure
           --------------------

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

           Omitted.

Item 11.   Executive Compensation
           ----------------------

           Omitted.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

           At December 31, 1999, the Certificates were registered in the name of Cede & Co., as nominee of DTC. The records of DTC indicate that, at December 31, 1999, there were eight (8) DTC Participants holding positions in excess of five (5) percent of any class of outstanding Certificates. Such persons are described in the table below:

                                                                 Amount and Nature of
                                                                 Beneficial Ownership
                                 Name and Address of              -------------------            Percent
Title of Class                   Beneficial Owners                    $(000's)                  of Class
--------------------             -----------------                    --------                  --------
6.29% Class A Asset              Bank of New York (The)                $53,608                    9.36%
Backed                           925 Patterson Plank Road
Certificates,                    Secaucus, NJ  07094
Series 1997-B


                                 Boston Safe Deposit and Trust         $62,200                   10.86%
                                 Company
                                 c/o Mellon Bank N.A.
                                 Three Mellon Bank Center
                                 Room 153-3015
                                 Pittsburg, PA  15259

                                 Chase Manhattan Bank                 $143,500                   25.06%
                                 4 New York Plaza, 13th Floor
                                 New York, NY  10004

                                 Northern Trust Company (The)          $57,920                   10.12%
                                 801 S. Canal C-IN
                                 Chicago, IL  60607

                                 Prudential Securities Incorporated    $77,045                   13.46%
                                 c/o ADP Proxy Services
                                 51 Mercedes Way
                                 Edgewood, NY  11717


                                 State Street Bank and Trust           $90,300                   15.77%
                                 Company
                                 Global Corp. Action Unit JAB 5NW
                                 1776 Heritage Dr.
                                 No. Quincy, MA  02171


6.46% Class B Asset              Bank of New York (The)                $20,000                   54.72%
Backed                           925 Patterson Plank Road
Certificates,                    Secaucus, NJ  07094
Series 1997-B

                                 SSB - Bank Portfolio                  $16,547                   45.28%
                                 Global Corp. Action Unit JAB 5NW
                                 1776 Heritage Dr.
                                 No. Quincy, MA  02171

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

          None.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

       (b)    Reports on Form 8-K

              (i) Reports on Form 8-K, containing the monthly statements and other information reflecting the Trust's activities:

                  Dated:                     Items Reported:
                  ------                     --------------

                  February 22, 1999          5 and 7
                  March 22, 1999             5 and 7
                  April 20, 1999             5 and 7
                  May 20, 1999               5 and 7
                  June 21, 1999              5 and 7
                  July 20, 1999              5 and 7
                  August 20, 1999            5 and 7
                  September 20, 1999         5 and 7
                  October 20, 1999           5 and 7
                  November 22, 1999          5 and 7
                  December 20, 1999          5 and 7
                  January 20, 2000           5 and 7

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


Date:  March 24, 2000

                         Banc One Auto Grantor Trust 1997-B

                         By:  Bank One, Texas, N.A., as Servicer,
                              on behalf of the Trust

                         By:    /s/Tracie H. Klein
                                -----------------------------------
                         Name:  Tracie H. Klein
                         Title: Vice President


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

                               INDEX OF EXHIBITS


Exhibit        Description                                       Page
-------        -----------                                       ----

99.1           Annual Servicer's Certificate                        9

99.2           Annual Statement                                    10

99.3           Independent Accountants' Report of Arthur        11-12
               Andersen LLP on Management's Assertions