Form 10-K
period 2000-12-31
BANC ONE AUTO GRANTOR TRUST 1997-B
filed 2001-03-23
CIK 1059882

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               _________________

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

                        Bank One, National Association
                        ------------------------------
            (Exact name of registrant as specified in its charter)

              United States                                 36-0899825
              -------------                                 ----------
      (State or other jurisdiction                        (I.R.S. Employer
    of incorporation or organization)                    Identification No.)

            One Bank One Plaza, Suite 0126, Chicago, Illinois 60670
            -------------------------------------------------------
              (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  (312) 732-4000
                                                    ---------------

Securities Registered pursuant to Section 12(b) of the Act:     None
                                                             ----------

Securities Registered pursuant to Section 12(g) of the Act:     None
                                                             ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                              ---

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

On February 8, 2001, Bank One, Texas, N.A. ("Bank One Texas") was merged with and into Bank One, National Association, a national association headquartered in Chicago, Illinois ("Bank One"). Bank One is the successor by merger to Bank One Texas under the terms of the Pooling and Servicing Agreement dated as of December 1, 1997 (the "Pooling and Servicing Agreement") between Bank One Texas and Bankers Trust Company as Trustee (the "Trustee") for the Banc One Auto Grantor Trust 1997-B (the "Trust"). Pursuant to an Assumption Agreement (the "Assumption Agreement") dated as of February 8, 2001 by and between Bank One Texas and Bank One, Bank One assumed all the liabilities and obligations of Bank One Texas under the Pooling and Servicing Agreement.

                                    PART I

Item 1.           Business
                  --------

                  Omitted.

Item 2.           Properties
                  ----------

                  The property of the Trust consists of certain motor vehicle retail installment sale contracts secured by new or used automobiles, vans or light duty trucks. Information regarding the property of the Trust and the activities of Bank One, Texas as Servicer (the "Servicer"), during the year ended December 31, 2000 is contained in (i) the Annual Servicer's Certificate filed as Exhibit 99.1 hereto and (ii) the Annual Statement prepared by the Servicer and filed as Exhibit 99.2 hereto.

Item 3.           Legal Proceedings
                  -----------------

                  Nothing to report.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  No matters were submitted to a vote of security holders during 2000.


                                    PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  -------------------------------------------------------------
                  Matters
                  -------

                  Investor Certificates are held and delivered in book-entry form through the facilities of the Depository Trust Company ("DTC"), a clearing agency registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The Certificates are held by Cede & Co, the nominee of DTC. The records of DTC indicate that, at December 31, 2000, there were: (i) twenty-four (24) DTC Participants holding a position in the 6.29% Class A Asset Backed Certificates, Series 1997-B; and (ii) two
                  (2) DTC Participants holding a position in the 6.46% Class B Asset Backed Certificates, Series 1997-B. There is no established public market in which the Certificates are traded.

Item 6.           Selected Financial Data
                  -----------------------

                  Omitted.

Item 7.           Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

                  Omitted.

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

                  Omitted.

Item 11.          Executive Compensation
                  ----------------------

                  Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management
                  --------------------------------------------------------------

                  At December 31, 2000, the Certificates were registered in the name of Cede & Co., as nominee of DTC. The records of DTC indicate that, at December 31, 2000, there were six (6) DTC Participants holding positions in excess of five (5) percent of any class of outstanding Certificates. Such persons are described in the table below:

                                                                            Amount and Nature of
                                                                            Beneficial Ownership
                          Name and Address of                               --------------------          Percent
Title of Class            Beneficial Owners                                       $(000's)               of Class
--------------            -----------------                                       --------               --------
6.29% Class A Asset       Bank of New York (The)                                  $151,186                26.41%
Backed Certificates,      925 Patterson Plank Road
Series 1997-B             Secaucus, NJ 07094

                          Boston Safe Deposit and Trust Company                    $74,000                12.92%
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburg, PA 15259

                          Chase Manhattan Bank                                    $140,000                24.45%
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

                          State Street Bank and Trust Company                     $103,913                18.15%
                          1776 Heritage Dr.
                          Global Corp. Action Unit JAB 5NW
                          No. Quincy, MA 02171


6.46% Class B Asset       Bank of New York (The)                                   $20,000                54.72%
Backed                    925 Patterson Plank Road
Certificates,             Secaucus, NJ 07094
Series 1997-B

                          SSB - Bank Portfolio                                     $16,547                45.28%
                          1776 Heritage Dr.
                          Global Corp. Action Unit JAB 5NW
                          No. Quincy, MA 02171

Item 13.          Certain Relationships and Related Transactions
                  ----------------------------------------------

                  None.


                                    PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  ------------------------------------------------------------
                  8-K
                  ---

         (b)      Reports on Form 8-K

                  (i) Reports on Form 8-K, containing the monthly statements and other information reflecting the Trust's activities:

                           Dated:                             Items Reported:
                           ------                             ---------------

                           February 22, 2000                  5 and 7
                           March 20, 2000                     5 and 7
                           April 20, 2000                     5 and 7
                           May 22, 2000                       5 and 7
                           June 20, 2000                      5 and 7
                           July 20, 2000                      5 and 7
                           August 22, 2000                    5 and 7
                           September 20, 2000                 5 and 7
                           October 20, 2000                   5 and 7
                           November 20, 2000                  5 and 7
                           December 20, 2000                  5 and 7
                           January 22, 2001                   5 and 7

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


Date:  March 23, 2001

                         Banc One Auto Grantor Trust 1997-B

                         By: Bank One, National Association, as Servicer, on behalf of the Trust

                         By:      /s/ Tracie H. Klein
                                  --------------------------------------------
                         Name:    Tracie H. Klein
                         Title:   Vice President


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

                               INDEX OF EXHIBITS


Exhibit           Description                                        Page
-------           -----------                                        ----

99.1              Annual Servicer's Certificate                         8

99.2              Annual Statement                                      9

99.3              Independent Accountants' Report of Arthur         10-11
                  Andersen LLP on Management's Assertions