Form 10-K
period 2001-12-31
BANC ONE AUTO GRANTOR TRUST 1997-B
filed 2002-03-26
CIK 1059882

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

                         Bank One, National Association
                         -------------------------------
             (Exact name of registrant as specified in its charter)

          United States                                       36-0899825
          -------------                                       -----------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

             One Bank One Plaza, Suite 0126, Chicago, Illinois 60670
             -------------------------------------------------------
               (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  (312) 732-4000
                                                    -------------------

Securities Registered pursuant to Section 12(b) of the Act:     None
                                                             ----------

Securities Registered pursuant to Section 12(g) of the Act:     None
                                                             ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

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

                                     PART I

Item 1.           Business
                  --------

                  Omitted.

Item 2.           Properties
                  ----------

                  The property of the Trust consists of certain motor vehicle retail installment sale contracts secured by new or used automobiles, vans or light duty trucks. Information regarding the property of the Trust and the activities of Bank One, as Servicer (the "Servicer"), during the year ended December 31, 2001 is contained in (i) the Annual Servicer's Certificate filed as Exhibit 99.1 hereto and (ii) the Annual Statement prepared by the Servicer and filed as Exhibit 99.2 hereto.

Item 3.           Legal Proceedings
                  -----------------

                  Nothing to report.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  No matters were submitted to a vote of security holders during 2001.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  -------------------------------------------------------------
                  Matters
                  -------

                  Investor Certificates are held and delivered in book-entry form through the facilities of the Depository Trust Company ("DTC"), a clearing agency registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The Certificates are held by Cede & Co, the nominee of DTC. The records of DTC indicate that, at December 31, 2001, there were: (i) twenty-nine (29) DTC Participants holding a position in the 6.29% Class A Asset Backed Certificates, Series 1997-B; and
                  (ii) three (3) DTC Participants holding a position in the 6.46% Class B Asset Backed Certificates, Series 1997-B. There is no established public market in which the Certificates are traded.

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

                  Omitted.

Item 11.          Executive Compensation
                  ----------------------

                  Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management
                  --------------------------------------------------------------

                  At December 31, 2001, the Certificates were registered in the name of Cede & Co., as nominee of DTC. The records of DTC indicate that, at December 31, 2001, there were eight (8) DTC Participants holding positions in excess of five (5) percent of any class of outstanding Certificates. Such persons are described in the table below:



                                                                                  Amount and
                                                                                  Nature of
                         Name and Address of                                      Beneficial            Percent
Title of Class            Beneficial Owners                                   Ownership $(000's)        of Class
--------------            -----------------                                  -------------------        --------

6.29% Class A Asset       Bank of New York (The)                                     $45,573               7.96%
Backed Certificates,      925 Patterson Plank Road
Series 1997-B             Secaucus, NJ  07094

                          Boston Safe Deposit and Trust Company                     $115,305              20.14%
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburg, PA  15259

                          JPMorgan Chase Bank                                       $158,150              27.62%
                          c/o JP Morgan Investor Services
                          14201 Dallas Parkway, 12th Floor
                          Mail Code 121
                          Dallas, TX  75240

                          Northern Trust Company (The)                               $55,138               9.63%
                          801 S. Canal C-IN
                          Chicago, IL  60607

                          State Street Bank and Trust Company                       $118,513              20.70%
                          1776 Heritage Dr.
                          Global Corp. Action Unit JAB 5NW
                          No. Quincy, MA  02171


6.46% Class B Asset       Bank of New York (The)                                      $5,000              13.68%
Backed                    925 Patterson Plank Road
Certificates,             Secaucus, NJ  07094
Series 1997-B

                          Bankers Trust Company                                      $15,000              41.04%
                          648 Grassmere Park Road
                          Nashville, TN  37211

                          SSB - Bank Portfolio               $16,547      45.28%
                          1776 Heritage Dr.
                          Global Corp. Action Unit JAB 5NW
                          No. Quincy, MA  02171

Item 13.        Certain Relationships and Related Transactions
                ----------------------------------------------

                None.


                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K
                ----------------------------------------------------------------

         (b)      Reports on Form 8-K

                  (i) Reports on Form 8-K, containing the monthly statements and other information reflecting the Trust's activities:

                           Dated:                    Items Reported:
                           -----                    ---------------
                           February 20, 2001         5 and 7
                           March 2, 2001             4 and 7
                           March 20, 2001            5 and 7
                           April 20, 2001            5 and 7
                           May 21, 2001              5 and 7
                           June 20, 2001             5 and 7
                           July 20, 2001             5 and 7
                           August 20, 2001           5 and 7
                           September 20, 2001        5 and 7
                           October 22, 2001          5 and 7
                           November 20, 2001         5 and 7
                           December 20, 2001         5 and 7
                           January 22, 2002          5 and 7

         (c) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

                  99.1     Annual Servicer's Certificate
                  99.2     Annual Statement
                  99.3 Independent Accountants' Report of KPMG LLP on Management's Assertion

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 21, 2002

                        Banc One Auto Grantor Trust 1997-B

                        By: Bank One, National Association, as Servicer, on behalf of the Trust

                        By:      /s/Tracie H. Klein
                                 --------------------------------------------
                        Name:    Tracie H. Klein
                        Title:   Vice President

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

                                INDEX OF EXHIBITS

Exhibit     Description                                                   Page
-------     -----------                                                   ----

99.1        Annual Servicer's Certificate                                    8

99.2        Annual Statement                                                 9

99.3        Independent Accountants' Report of KPMG                      10-11
            LLP on Management's Assertion